Form 10-K
period 2000-12-31
CHEVY CHASE HOME LOAN TRUST 1996-1
filed 2001-03-29
CIK 1015185

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC. 20549

                              FORM 10 - K

             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934


For the fiscal year ended:                        Commission file number:
     December 31, 2000                                   333-1682




                   Chevy Chase Home Loan Trust 1996-1
         ____________________________________________________
          (Exact name of registrant as specified in charter)



            Maryland                                      52-0897004
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


Item 4    Submission Of Matters To A Vote Of Security Holders

          None

                              Part II


Item 5    Market For Registrant's Common Equity
          And Related Stockholder Matters

          Each of the Certificates, representing investors' interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of The Depository Trust Company. Accordingly, Cede & Co.
          is the sole holder of record of the Certificates, which it held on behalf of approximately 20 brokers, dealers, banks and other direct participants in the DTC system at December 31, 2000.



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

          Not Applicable

Item 11   Executive Compensation

          Not Applicable

Item 12 Security Ownership Of Certain Beneficial Owners and Management


          Each of the Certificates, representing investor's interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of the Depository Trust Company("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of approximately 20 brokers, dealers, banks and other direct participants in the DTC system at December 31, 1998.
          Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The following table sets forth, with respect to each of the Certificates, the identity of each direct DTC participant that holds positions in such Certificate in excess of 5% of the outstanding principal amount thereof at December 31, 2000.


$ 153,521,000 7.15% Asset Backed Certificates

                                                  Aggregate Amount of  Percent
Name                                               Certificates Held  of Class
Bankers Trust Company                                   29,650,000       19.31%
Boston Safe Deposit & Trust Co.                         26,700,000       17.39%
Bank of New York                                        26,600,000       17.33%
State Street Bank and Trust Co.                         25,550,000       16.64%
Chase Manhattan Bank                                     9,200,000        5.99%







The address of each of the above participants is:

                            C/O The Depository Trust Company
                              7 Hanover Square, 22nd Floor
                                  New York, NY   10004

Item 13   Certain Relationships and Related Transactions

          None

                     Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          On Form 10-K

(a)       The following documents are filed as part of this Report:

          i) Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 2000

          ii) Annual Accountant's Report dated October 25, 2000
              and related Report of Management dated October 25, 2000 relating to sufficiency of accounting controls.

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


                                     Chevy Chase Home Loan Trust 1996-1
                                     By: Chevy Chase Bank, F.S.B.
                                     Originator of the Trust and Servicer


Date:     03/28/2000                 By:  _____________________________________
                                                       Joel A. Friedman
                                                       Senior Vice President
                                                       and Controller