Form 10-K
period 2003-12-31
CHEVY CHASE HOME LOAN TRUST 1996-1
filed 2004-03-30
CIK 1015185

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC. 20549

                              FORM 10 - K

             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934


For the fiscal year ended:                   Commission file number:
     December 31, 2003                              333-1682





                   Chevy Chase Home Loan Trust 1996-1
         ____________________________________________________
          (Exact name of registrant as specified in charter)




            New York                             52-897004
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



Registrant's telephone number, including area (301) 987-2265
                                             ___________________

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

This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated November 22, 1996 issued by the office of the Chief Counsel, Division of Corporation Finance, Securities and Exchange Commission to the Bank.





                               Part I




Item 1    Business

          Not Applicable


Item 2    Properties

          See the Annual Report filed pursuant to Item 15 Below.


Item 3    Legal Proceedings

          None


Item 4    Submission Of Matters To A Vote Of Security Holders

          None

                              Part II



Item 5    Market For Registrant's Common Equity
          And Related Stockholder Matters

          Each of the Certificates, representing investors' interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of The Depository Trust Company (DTC). Accordingly, Cede & Co.
          is the sole holder of record of the Certificates, which it held on behalf of approximately 20 brokers, dealers, banks and other direct participants in the DTC system at December 31, 2003.

          To the best knowledge of the Registrant, there is no established public trading market for the Certificates.

Item 6    Selected Financial Data

          Not Applicable

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Not Applicable

Item 7A   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

Item 8    Financial Statements and Supplementary Data

          Not Applicable

Item 9    Changes In And Disagreements With Accountants
          On Accounting and Financial Disclosure

          None

Item 9A   Controls and Procedures

          Not Applicable

                               Part III

Item 10   Directors and Executive Officers of the Registrant

          Not Applicable

Item 11   Executive Compensation

          Not Applicable

Item 12 Security Ownership Of Certain Beneficial Owners and Management


          Each of the Certificates, representing investor's interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of the Depository Trust
          Company, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of approximately 20 brokers, dealers, banks and other direct participants in the DTC system at December 31, 2003.
          Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The following table sets forth, with respect to each of the Certificates, the identity of each direct DTC participant that holds positions in such Certificate in excess of 5% of the outstanding principal amount thereof at December 31, 2003.


$ 153,521,000 7.15% Asset Backed Certificates

                                             Aggregate Amount of   Percent of
Name                                          Certificates Held     O/S Class
State Street Bank and Trust Co.                    33,100,000           21.56%
Mellon Trust of New England, N.A.                  27,850,000           18.14%
Bank of New York                                   26,600,000           17.33%
DBTC Americas/Amherst Securities                   18,000,000           11.72%
JP Morgan Chase Bank                                9,250,000            6.03%
Northern Trust Company                              8,850,000            5.76%










The address of each of the above participants is:

                            The Depository Trust Company
                            Issuer Services
                            c/o ADP Proxy Services
                            51 Mercedes Way
                            Edgewood, NY  11717

Item 13   Certain Relationships and Related Transactions

          None

Item 14   Principal Accountant Fees and Services

          Not Applicable

                     Part IV

Item 15   Exhibits, Financial Statement Schedules and Reports
          On Form 10-K

(a)       The following documents are filed as part of this Report:

          i) Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 2003

          ii) Annual Accountant's Report dated December 19, 2003
              and related Report of Management dated October 31, 2003 relating to sufficiency of accounting controls.

(c)       31.1 Rule 13a-14(a) / 15d-14(a) Certification

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


                                     Chevy Chase Home Loan Trust 1996-1
                                     By: Chevy Chase Bank, F.S.B.
                                     Originator of the Trust and Servicer


Date:     03/30/2004                 By:         /S/   Joel A. Friedman
                                           -----------------------------------
                                                  Joel A. Friedman
                                                  Senior Vice President
                                                  and Controller